Form 10-K/A
STRUCTURED ASSET SEC CORP MORT PASS THR CERT SER 2002-BC1
filed 2003-06-27
CIK 1208022

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K/A

                                   Amendment No. 1


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2002

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-92140-12


        Structured Asset Securities Corporation
        Mortgage Pass-Through Certificates
        Series 2002-BC1 Trust

       (Exact name of registrant as specified in its charter)



   New York                                       52-2383398
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

                               PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

    (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2002.


       a) Household Finance Corp., as Servicer <F1>
       b) Fairbanks Capital Corp., as Servicer <F1>

    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2002.


       a) Household Finance Corp., as Servicer <F1>
       b) Fairbanks Capital Corp., as Servicer <F1>

    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2002.


       a) Aurora Loan Srvcs Inc, as Master Servicer <F1>


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

  <F1> Filed Herewith.




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

  Dated: June 2, 2003

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


      Date: June 2, 2003


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



Ex-99.1 (a)


KPMG (logo)

303 East Wacker Drive
Chicago, IL 60601-5212

Independent Accountants' Report

The Board of Directors
Household Finance Corporation

We have examined management's assertion that the servicing of certain residential mortgage loans owned by Lehman Brothers Bank, FSB, Structured Asset Securities Corporation 2002-HF1 Trust Fund, Structured Asset Securities Corporation 2002-BC1 Trust Fund, Amortizing Residential Collateral Trust, 2002-BC5 Trust Fund and Amortizing Residential Collateral Trust, 2002-BC6 Trust Fund has been conducted by Household Finance Corporation, for the following:

- as servicer for the Lehman Brothers Bank, FSB, in compliance with the provisions set forth in the Servicing Agreement dated March 22, 2002, as amended May 6, 2002 (the Servicing Agreement), for the period from March 22, 2002 through December 31, 2002, and

- as subservicer for Aurora Loan Services, Inc., as Master Servicer for:
- Structured Asset Securities Corporation 2002-HF1 Trust Fund, in compliance with the provisions set forth in the Reconstituted Servicing Agreement dated May 1, 2002 for the period of May 1, 2002 to December 31, 2002;
- Structured Asset Securities Corporation 2002-BC1 Trust Fund, in compliance with the provisions set forth in the Reconstituted Servicing Agreement dated November 1, 2002, for the period November 1, 2002 to December 17, 2002;
- Amortizing Residential Collateral Trust, 2002-BC5 Trust Fund, in compliance with the provisions set forth in the Reconstituted Servicing Agreement dated July 1, 2002, for the period of July 1, 2002 to December 31, 2002;
- Amortizing Residential Collateral Trust, 2002-BC6 Trust Fund, in compliance with the provisions set forth in the Reconstituted Servicing Agreement dated August 1, 2002, for the period of August 1, 2002 to December 31, 2002.

Management is responsible for the assertion. Our responsibility is to express an opinion on management's assertion about Household Finance Corporation's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and in compliance with the audit guide for audits of non-supervised mortgages approved by the Department of Housing and Urban Development (to the extent that the procedures in such audit guide are applicable to the servicing obligations set forth in the aforementioned agreements), accordingly, included examining, on a test basis, evidence about Household Finance Corporation's compliance with the provisions set forth in the aforementioned agreements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion.

In our opinion, management's assertion that the servicing of certain residential mortgage loans owned by Lehman Brothers Bank, FSB, Structured Asset Corporation 2002-HF1 Trust Fund, Structured Asset Securities Corporation 2002-BC1 Trust Fund, Amortizing Residential Collateral Trust, 2002-BC5 Trust Fund and Amortizing Residential Collateral Trust 2002-BC6 Trust Fund has been conducted by Household Finance Corporation, in compliance with the Servicing Agreement and respective Reconstituted Servicing Agreements for the periods described above, is fairly stated, in all material respects.

/s/ KPMG LLP

March 25, 2003

KPMG LLP, KPMG LLP, a U.S. limited liability partnership, is a member of KPMG International, a Swiss Association.

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

/s/ Ernst & Young LLP

January, 20 2003

Ernst & Young LLP is a member of Ernst & Young International, Ltd.


Ex-99.2 (a)


Household Finance (logo)

2700 Sanders Road
Prospect Heights, IL 60070

847 364 5000 Telephone


Management Assertion

The servicing of certain residential mortgage loans owned by Lehman Brothers Bank, FSB, Structured Asset Securities Corporation 2002-HF1 Trust Fund, Structured Asset Securities Corporation 2002-BC1 Trust Fund, Amortizing Residential Collateral Trust, 2002-BC5 Trust Fund and Amortizing Residential Collateral Trust, 2002-BC6 Trust Fund has been conducted by Household Finance Corporation for the following:

- as servicer for Lehman Brothers Bank, FSB, in compliance with the provisions set forth in the Servicing Agreement dated March 22, 2002, as amended May 6, 2002, for the period from March 22, 2002 through December 31, 2002, and

- as subservicer for Aurora Securities, Inc., as Master Servicer for:
-Structured Asset Securities Corporation 2002-HF1 Trust Fund, in compliance with the provisions set forth in the Reconstituted Servicing Agreement dated May 1, 2002 for the period of May 1, 2002 to December 31, 2002;
- Structured Asset Securities Corporation 2002-BC1 Trust Fund, in compliance with the provisions set forth in the Reconstituted Servicing Agreement dated November 1, 2002, for the period of November 1, 2002 to December 17, 2002;
- Amortizing Residential Collateral Trust, 2002-BC5 Trust Fund, in compliance with the provisions set forth in the Reconstituted Servicing Agreement dated July 1, 2002, for the period of July 1, 2002 to December 31, 2002;
- Amortizing Residential Collateral Trust, 2002-BC6 Trust Fund, in compliance with the provisions set forth in the Reconstituted Servicing Agreement dated August 1, 2002, for the period of August 1, 2002 to December 31, 2002.

/s/ Chris Worwa                     /s/ Greg Gibson
Chris Worwa                         Greg Gibson
Chief Financial Officer             Managing Director - Operations -
Household Mortgage Services         Household Mortgage Services

March 25, 2003                      March 25, 2003
Date                                Date


A Household Company

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